Form 10-K
period 1997-12-31
FLEETWOOD CREDIT 1997-B GRANTOR TRUST
filed 1998-04-17
CIK 1059854

                                  FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549-1004

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934

For the year ended December 31, 1997

                                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from                       to



Commission file number   33-80413




                  Fleetwood Credit 1997-B Grantor Trust

-----------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

             California
33-0444724
          ----------------
---------------
          (State or Other
(IRS Employer
          jurisdiction of
Identification No.)
          incorporation)

     Fleetwood Credit Receivables Corp.
     22840 Savi Ranch Parkway
     P.O. Box 87024
     Yorba Linda, CA
 92886-8724
     (Address of principal executive offices)
 (Zip Code)

---------------------------------------------------------------

Registrant's telephone number, including area code:
(714) 921-3400

Securities registered pursuant to Section 12 (b) of the Act:
       None

Securities registered pursuant to Section 12 (g) of the Act:
       None

Indicate by check mark whether the Registrant (1) has filed all reports
required to be filed by Section 13 or 15 (d) of the Securities
Exchange Act of
1934 during the preceding 12 months (or shorter period that the
Registrant was
required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes---X------
No-----------

Trust does not have any voting stock.

Trust has not been involved in bankruptcy proceedings during the preceding five years.

Trust is not reporting as a corporate issuer.



                                 PART I

Item 1.  Business.

       Not Applicable.


Item 2.  Properties.

      The Fleetwood Credit 1997-B Grantor Trust (the "Trust") was formed and its asset backed certificates (the "Certificates") were issued pursuant to a Pooling and Servicing Agreement, dated as of September
      1, 1997 (the "Agreement"), between Fleetwood Credit
Receivables
      Corp., a California corporation, as Seller (the "Seller"), and
      Fleetwood Credit Corp., a California corporation, as
Servicer (the
      "Servicer") and The Chase Manhattan Bank, as Trustee of the
Trust
      (the "Trustee"). The Certificates consist of one class of senior certificates, (the "Class A Certificates") and one class of subordinated certificates, (the "Class B Certificates").
The Class A
      Certificates represent an undivided ownership interest of ninety-six point five percent (96.5%) of the Trust and the Class B
Certificates
      represent an undivided ownership interest of three point five percent
      (3.5%) the Trust. The Class B Certificates are subordinate to the
      Class A Certificates in regard to the right to receive payments in the event of delinquency or default on the Receivables (as defined below). Capitalized terms herein, unless otherwise defined herein, shall have the meanings specified in the Agreement.

      The property of the Trust includes a pool of simple interest retail installment sale contracts (the "Receivables") between dealers (the
      "Dealers") in new and used recreational vehicles, manufactured primarily by subsidiaries of Fleetwood Enterprises, Inc., and retail purchasers (the "Obligors"), and all payments due thereunder on or after September 1, 1997 (the "Cutoff Date") other than accrued interest owing on Receivables prior to the Cutoff Date.
The
      Receivables were originated by Dealers and subsequently assigned to the Servicer, and are serviced by the Servicer and evidence the indirect financing made available by the Servicer to the Obligors.
      The property of the Trust also includes: (i) such amounts as from time to time may be held in an interest bearing trust account established and maintained by the Seller with the Trustee pursuant to the Agreement (the Subordinated Reserve Fund), and the proceeds thereof; (ii) security interests in the financed vehicles and any accessions thereto; (iii) benefits under the subordination of the
      Class B Certificates and the Servicer Letter of Credit;
(iv) any
      recourse rights of the Seller against Dealers; and (v) the right to proceeds of physical damage, credit life, and disability insurance policies covering the financed vehicles or the Obligors.

      As of September 1, 1997, the Receivables included in the pool consisted of 12,677 contracts with an aggregate value of $350,000,000.00.

       As of December 31, 1997, the end of the year of the Trust
for which
       this Form 10-K Annual Report is being filed, there were
13,680
       contracts with an aggregate value of $325,320,921.24 outstanding.

       The change in the aggregate principal balance of the
Receivables
       between September 1, 1997, and December 31, 1997, was due
to:
       (i) scheduled principal payments, made by or on behalf of
the
       Obligors on the Receivables; and (ii) payment in full of
140
       Receivables.  There were no repurchases of defaulted
Receivables
       pursuant to the Reserve Fund. The net loss on Receivables for the period from September 1, 1997, through December 31, 1997, was
       $114,032.76. The aggregate amount recovered from sales of repossessed vehicles during the period was $351,727.74.

       At December 31, 1997, there were thirty seven (37) accounts with an aggregate principal balance of $801,978.93 that were 30-59 days delinquent, six (6) accounts with an aggregate principal balance of
       $63,168.56 that were 60-89 days delinquent, and four (4) accounts with an aggregate principal balance of $62,155.77 that was 90 or more days delinquent.  The foregoing delinquent balances represent
0.25%,
       0.02%, 0.02% respectively, of the outstanding pool balance as of
       December 31, 1997 (0.29% in total).


Item 3.   Legal Proceedings.

       The Registrant knows of no material legal proceedings with respect to the Trust, involving the Trust, the Trustee or the Company, as
       Servicer of the Receivables, other than ordinary routine litigation incidental to the Trustee's or the Company's servicing duties under the Agreement.


Item 4.   Submission of Matters to a Vote of Security Holders.

       No matter was submitted during the period covered by this report to a vote of the Certificateholders.

                                 PART II

Item 5.   Market for Registrant's Common Equity and Related
Stockholder
          Matters.

       (a) Merrill Lynch & Co. and Salomon Brothers have informed the

         Company that, while they have been prepared to quote prices to institutional investors for the purchase and sale of

         Certificates, to the best of their knowledge, there have been only limited sporadic quotations for the purchase and sale of
         Certificates.

         (b)  As of December 31, 1997, there was one (1)
Certificateholder of
        record, Cede & Co. as nominee for the Depository Trust
Company
           ("DTC").

       (c)  Not Applicable.


Item 6.   Selected Financial Data.

       Not Applicable.


Item 7.   Management's Discussion and Analysis of Financial
Condition and
       Results of Operation.

       Not Applicable.


Item 8.   Financial Statement and Supplementary Data.

       Not Applicable.


Item 9.   Changes In and Disagreements with Accountants on
Accounting and
       Financial Disclosure.

       None.

                                PART III

Item 10.  Directors and Executive Officers of the Registrant.

       Not Applicable.


Item 11.  Executive Compensation.

       Not Applicable.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

       (a) To the best knowledge of the registrant, as of December 31,
            1997, there was one (1) Certificateholder of record for each class of certificates, Cede & Co. as nominee for DTC, whose participating members in aggregate owned of record in excess of five percent (5%) of the interest represented by the certificates, as set forth in the table below. The
Registrant
            has no knowledge of whether any of such participating member of
            DTC is a "Beneficial owner" ( as that term is defined in Rule
            13d-3 under the Securities Exchange Act of 1934), of the
            Certificates held of record.


                       Name and Address of        Amount and
Nature    Percent
Title of Class             Class A                       of
      of
                       Certificateholder         Certificate
Holdings  Class A
------------------------------------------------------------------------------
Fleetwood Credit        Cede & Co.                337,750
    96.500%
1997-B Grantor          P.O. Box 20               Certificates
Trust 6.40%             Bowling Green Station     representing
Asset Backed            New York, NY  10274       $337,750,000.00
<F1>
Certificates,
Class A

Fleetwood Credit        Cede & Co.                12,250
     3.500%
1997-B Grantor          P.O. Box 20               Certificates
Trust 6.65%             Bowling Green Station     representing
Asset Backed            New York, NY  10274       $12,250,000.00
<F1>
Certificates,
Class B


 <F1>  Each Certificate represented $1,000 on date of issuance and $929.49
       as of December 31, 1997. As of December 31, 1997, the aggregate outstanding principal amount of Certificates was $325,320,921.24.

          (b)  Not Applicable.

          (c)  Not Applicable.

Item 13.  Certain Relationships and Related Transactions.

          (a) The Registrant knows of no transaction or series of similar transactions during the period from inception
(September 1,
               1997) through December 31, 1997, or any currently proposed transaction or series of similar transactions to which the
               Trustee or the Trust has been or will be a party, involving an amount exceeding $60,000 and in which any Certificateholder or any beneficial owner, in either case, who owns more than five percent of the interest represented by the Certificates, or any member of the immediate family of any
Certificateholder of
               beneficial owner, had or will have a direct or indirect
               material interest.


          (b)  Not Applicable.


          (c)  Not Applicable.



                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

       (a)  The attached report of Coopers & Lybrand L.L.P.
regarding the
            servicing activities of the Company, prepared pursuant to
            ARTICLE XIII, Section 13.11. of the Standard Terms and
            Conditions of the Agreement, is filed as Exhibit 99.


       (b) In its request for a no-action letter (which letter was issued by the Commission on September 19, 1991), Fleetwood
Credit
            Receivables Corp. on behalf of the Registrant, proposed to include herein as an exhibit the Annual Report required to be issued following the end of each calendar year by the Trustee regarding distributions made to Certificateholders in the prior year. The Registrant files herewith as Exhibit 19.2 the
            Trustee's Report for December 1997 as part of the annual report for the calendar year 1997 pursuant to ARTICLE XIV, Section
            14.11 of the Standard Terms and Conditions of the Agreement
            is filed as part of this Report.


        (c) Servicer's Certificate for December 1997 is filed as
            Exhibit 19.1.

                              SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Fleetwood Credit 1997-B
Grantor Trust

                                   By:  FLEETWOOD CREDIT CORP.,
as Servicer







Date: March 31, 1998                    By:  /s/ Marvin T.
Runyon,III
                                        Name:  Marvin T. Runyon,
III
                                        Title: Senior Vice
President

                              INDEX TO EXHIBITS



 SEQUENTIALLY
 EXHIBIT
 NUMBERED
 NUMBER                    EXHIBIT
   PAGE

-----------------------------------------------------------------------------
 19.1    Servicer's Certificate for December, 1997
 19.2    Trustee's Report
 99      Report of Independent Public Accountants




